Form 10-Q
period 1996-05-04
COUNTY SEAT INC
filed 1996-06-18
CIK 933035

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                              FORM 10-Q
(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended May 4, 1996.

                                 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from ________ to ________.

Commission File No.     N/A

                          COUNTY SEAT, INC.
       (Exact name of registrant as specified in its charter)

        Delaware                                   75 - 2295710
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)           Identification Number)

                   17950 Preston Road, Suite 1000
                      Dallas, Texas  75252-5638
              (Address of principal executive offices)
                           (214) 248-5100
        (Registrant's telephone number, including area code)
        ____________________________________________________

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrantwas required to file such reports).
    YES     X     NO______

(2) has been subject to such filing requirements for the past
    90 days. YES    X    NO

As of June 18, 1996, 3,327,042 shares of Common Stock were outstanding.

                          COUNTY SEAT, INC.

                                INDEX

                    Part I. Financial Information

                                                            Page

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
          as of May 4, 1996, April 29,
          1995, and February 3, 1996                           3

          Consolidated Statements of
          Operations for the thirteen
          weeks ended May 4, 1996 and
          April 29, 1995                                       4

          Consolidated Statements of Cash
          Flows for the thirteen weeks
          ended May 4, 1996 and April 29, 1995                 5

          Notes to Interim Consolidated
          Financial Statements                                 6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                           10



                     Part II. Other Information

Item 6.   Exhibits and Reports on Form 8 - K                   16

          Signatures                                           17

Part I. - Item 1.  Consolidated Financial Statements

                                       COUNTY SEAT, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                 (Amounts in Thousands, Except Share Amounts)
                                                  (Unaudited)
                                                                 May 4,          April 29,        February 3,
                                                                  1996             1995              1996
                    ASSETS
Current Assets:
  Cash and cash equivalents                                     $   7,834         $  7,783         $  8,166
  Receivables                                                       2,651            2,076            2,658
  Merchandise inventories                                         126,224          124,880          110,744
  Prepaid expenses                                                 11,386           10,425           11,339
  Deferred tax benefit                                              6,433            6,307              989
        Total current assets                                      154,528          151,471          133,896
Property and equipment, at cost                                   120,031          114,014          120,277
  Less--Accumulated depreciation and amortization                 (63,927)         (50,357)         (61,674)
        Property and equipment, net                                56,104           63,657           58,603
Other Assets, net:
  Debt issuance costs                                               4,094            4,654            3,073
  Deferred income taxes                                             2,456            6,411            2,486
  Excess of purchase price over net assets acquired                     -           75,763                -
  Other                                                             1,059            1,093            1,303
        Total other assets, net                                     7,609           87,921            6,862
                                                                 $218,241         $303,049         $199,361

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Borrowings under credit agreement                              $ 41,000        $       -        $  27,000
  Current maturities of long-term debt                                 25           18,442               25
  Accounts payable                                                 51,383           58,454           36,754
  Accrued expenses                                                 18,864           20,048           20,526
  Accrued income taxes                                              1,167            2,249            1,111
        Total current liabilities                                 112,439           99,193           85,416
Long-term debt                                                    147,502          143,170          147,365
Other long-term liabilities                                        12,050           11,651           12,044
Commitments and contingencies
Minority interest-redeemable preferred stock of Stores             46,378           37,366           44,319
Redeemable preferred stock of CSI                                  61,261           50,769           58,628
Shareholders' Equity (Deficit):
  Preferred stock: par value $.01 per share; 5,000,000
    shares authorized; no shares issued and outstanding                 -                -                -
  Common stock: par value $.01 per share; 50,000,000
    shares authorized; 3,327,042, 3,326,537 and 3,327,042
    shares issued and outstanding, respectively                        33               33               33
  Paid-in capital                                                  22,193           22,187           22,193
  Warrants                                                          2,600            2,600            2,600
  Common stock notes receivable                                    (5,060)          (4,941)          (4,982)
  Accumulated deficit                                            (181,155)         (58,979)        (168,255)
        Total shareholders' equity (deficit)                     (161,389)         (39,100)        (148,411)
                                                                 $218,241         $303,049         $199,361

                     See accompanying Notes To Interim Consolidated Financial Statements.

                                       COUNTY SEAT, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Amounts in Thousands, Except Share Amounts)
                                                  (Unaudited)
                                                                                   13 Weeks Ended
                                                                         May 4,                     April 29,
                                                                          1996                        1995


Net sales                                                               $121,604                     $124,189
Cost of sales, including buying and occupancy                             95,529                       94,938
   Gross profit                                                           26,075                       29,251
Selling, general and administrative expenses                              31,322                       29,905
Depreciation and amortization                                              2,959                        3,256
   Loss from operations                                                   (8,206)                      (3,910)
Interest expense, net                                                      5,356                        5,773
Minority interest-dividends and accretion
  of redeemable preferred stock of Stores                                  2,059                        1,693
   Loss before income taxes                                              (15,621)                     (11,376)
Income taxes                                                              (5,353)                      (4,280)
   Net loss                                                              (10,268)                      (7,096)
Redeemable preferred stock dividends
  and accretion                                                           (2,632)                      (2,176)
Net loss applicable to common shares                                    $(12,900)                   $  (9,272)

Net loss per common share                                              $   (3.88)                   $   (2.79)
Weighted average shares outstanding                                    3,327,042                    3,326,537



                     See accompanying Notes To Interim Consolidated Financial Statements.

                                       COUNTY SEAT, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in Thousands)
                                                  (Unaudited)
                                                                                     13 Weeks Ended
                                                                                May 4,            April 29,
                                                                                 1996               1995
Cash Flows from Operating Activities:
  Net loss                                                                    $(10,268)           $(7,096)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization                                                2,959              3,256
    Amortization of debt issuance costs and discount                               392                676
    Minority interest-dividends and accretion of
      redeemable preferred stock of Stores                                       2,059              1,693
    Rent expense in excess of cash outlays, net                                     62                 76
    Deferred tax benefit                                                        (5,353)            (2,929)
    Changes in operating assets and liabilities:
      Receivables                                                                 (134)             2,774
      Merchandise inventories                                                  (15,480)           (28,608)
      Prepaid expenses                                                             (67)              (322)
      Accounts payable                                                          15,102             18,380
      Accrued expenses                                                          (1,589)            (2,944)
      Accrued income taxes                                                          (5)            (1,628)
      Other non-current assets and liabilities                                      16               (678)
        Net cash used for operating activities                                 (12,306)           (17,350)
Cash Flows from Financing Activities:
  Short-term borrowings                                                         14,000                  -
  Debt and equity issuance costs and prepayment premiums                        (1,032)                 -
  Principal payments on long-term debt and capital leases                           (6)               (12)
  Repayment of long-term debt                                                        -             (1,000)
  Issuance of common stock                                                           -                 98
  Repayment of common stock notes receivable                                         -                111
        Net cash provided by (used for) financing activities                    12,962               (803)
Cash Flows from Investing Activities:
  Capital expenditures                                                            (989)            (4,533)
  Proceeds from disposal of property and equipment                                   1                 10
        Net cash used for investing activities                                    (988)            (4,523)
Net Decrease in Cash and Cash Equivalents                                         (332)           (22,676)
Cash and Cash Equivalents:
  Beginning of period                                                            8,166             30,459
  End of period                                                               $  7,834            $ 7,783
Cash Paid During the Period For:
  Interest                                                                    $  7,286            $ 6,557
  Income taxes                                                                $      5            $   277


                     See accompanying Notes To Interim Consolidated Financial Statements.

                  COUNTY SEAT, INC. AND SUBSIDIARY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Nature of Business

        The accompanying interim consolidated financial statements represent those of County Seat, Inc. ("CSI") and its wholly-owned subsidiary, County Seat Stores, Inc. ("Stores") (together, "the Company" or "County Seat"). The activities of CSI consist principally of its investment in Stores.

        The Company is the nation's largest specialty retailer selling both brand name and private-label jeans and jeanswear. The Company operated 744 stores in 48 states as of May 4, 1996.
     The Company's 685 County Seat stores, located almost exclusively in regional shopping malls, offer one-stop shopping for daily casual wear featuring a contemporary jeanswear look. The Company's wide selection of designer brands, including Girbaud, Guess?, Calvin Klein, Tommy Hilfiger and popular national brands such as Levi's as well as its proprietary brands, County Seat [Registered Trademark], Nuovo [Registered
     Trademark] and Ten Star [Registered Trademark] makes County
     Seat a destination store for jeans. The Company operates 34 County Seat Outlet stores offering discount pricing on special purchase and clearance merchandise and 21 Levi's Outlet stores under license from Levi Strauss & Co. offering a full range of Levi's and Docker's off-price merchandise for both adults and children. The Company also operates four The Old Farmer's Almanac General Stores, a new retail concept selling products associated with American country living, under license from Yankee Publishing, Inc., the publisher of The Old Farmer's Almanac.

2.   Basis of Presentation

          The accompanying interim consolidated financial statements are unaudited and do not contain all disclosures required by generally accepted accounting principles to be included in a complete set of financial statements. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim purposes, have been condensed or omitted. Accordingly, these statements should be read in conjunction with the Company's audited financial statements as of and for the year ended February 3, 1996 included in the Company's Annual
     Report on Form 10-K.

          In the opinion of management, the accompanying interim consolidated financial statements reflect all normally recurring adjustments that are necessary for a fair presentation of the interim periods. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of results for the full year. All significant intercompany accounts and transactions have been eliminated.

        The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
     Actual results could differ from those estimates.

3.   Credit Agreement

        The Credit Agreement is funded through a syndicate of commercial lenders providing a senior secured reducing revolving credit facility to fund seasonal working capital requirements and the May 1995 redemption in full of all of the Company's then outstanding senior notes. Effective February 3, 1996, the Company amended the Credit Agreement to provide an increased borrowing commitment, secure borrowings with all assets of the Company, make certain financial covenants less restrictive and further limit capital expenditures. The Company incurred fees and expenses of approximately $1,300,000 in the first quarter of fiscal 1996 related to the amendment to the Credit Agreement, which will be amortized over its remaining term.

        The commitment under the Credit Agreement provides for borrowings up to $135,000,000 including a $50,000,000 letter of credit facility. Availability under the Credit Agreement is limited to the lesser of certain percentages of eligible inventory or $125,000,000 through June 27, 1996, increasing to $135,000,000 from June 28, 1996 through December 31, 1996. The commitment under the Credit Agreement will reduce to $125,000,000 on December 31, 1996. In addition, the commitment will be reduced if the Company generates defined excess cash flow levels. The Credit Agreement matures on December 31, 1999. The Company anticipates that a portion of the borrowings under the terms of the Credit Agreement will be held for a period of longer than twelve months. At May 4, 1996, cash borrowings under the Credit Agreement of $25,000,000 were classified as long-term debt.

        The Credit Agreement and the indenture for the Company's
     12% senior subordinated notes contain certain covenants which, among other things, limit the amount of debt of the Company, restrict the payment of interest on the 9% junior subordinated exchange debentures, restrict the payment of cash dividends on Stores' Series A senior exchangeable preferred stock and the CSI Series A junior exchangeable preferred stock, limit capital expenditures and rent under operating leases and require the Company to maintain certain financial ratios. At May 4, 1996, the Company was in compliance with all restrictive and financial covenants.

        Loans, borrowing base and letter of credit commitments under the Credit Agreement were as follows (dollars in thousands):
                                                                   13 Weeks Ended
                                                                       May 4,
                                                                        1996
     At Period-End
     Short-term borrowings outstanding. . . . . . . . . . . . . . .    $ 41,000
     Long-term borrowings outstanding . . . . . . . . . . . . . . .      25,000
     Borrowing base . . . . . . . . . . . . . . . . . . . . . . . .     125,000
     Available borrowing base . . . . . . . . . . . . . . . . . . .      17,068
     Letter of credit commitments outstanding . . . . . . . . . . .      20,771

     During the Period
     Days loans were outstanding. . . . . . . . . . . . . . . . . .          91
     Maximum loan borrowing . . . . . . . . . . . . . . . . . . . .    $ 66,000
     Average loan borrowing . . . . . . . . . . . . . . . . . . . .      56,290
     Weighted average interest rate . . . . . . . . . . . . . . . .       8.19%

4.   Redeemable Preferred Stock

     At May 4, 1996, redeemable preferred stock consisted of the following (in thousands):
                                                                             Redemption
                                                                               Value
         Junior exchangeable preferred stock of CSI                              $61,261
         County Seat Stores, Inc. senior                                          47,439
            exchangeable preferred stock

     Junior Exchangeable Preferred Stock

          Of the 6,000,000 shares of Series A and Series B junior exchangeable preferred stock, par value $.01, (together the Junior Preferred) authorized, 3,085,164 were issued and outstanding at May 4, 1996.

         Dividends on the Series A junior exchangeable preferred stock (Series A Junior Preferred) are cumulative and payable quarterly at an annual cash dividend rate of $3 per share. This rate will increase $0.125 per quarter per share if dividends remain unpaid for two consecutive quarters. Effective with the quarterly dividend at February 29, 1996, the Company is restricted from declaring dividends on the Series A Junior Preferred until sufficient net earnings are generated to permit the declaration of dividends under Delaware corporate law. Unpaid dividends on the Series A Junior Preferred cumulate and compound until paid. Cumulative undeclared, unpaid Series A Junior Preferred stock dividends were $1,452,000 and equivalent to 84,137 shares at May 4, 1996. These equivalent shares are not issued or outstanding.

          Cumulative dividends on the Series B junior exchangeable preferred stock (Series B Junior Preferred) compound as if a stock dividend was declared at each quarterly dividend date. Undeclared, unpaid Series B Junior Preferred stock dividends were $5,287,000 and equivalent to 306,333 shares at May 4, 1996. These equivalent shares are not issued or outstanding.

     County Seat Stores, Inc. Senior Exchangeable Preferred Stock

          Of the 4,000,000 shares of County Seat Stores, Inc. Series A and Series B senior exchangeable preferred stock, par value $.01, (together, the Stores Senior Preferred) authorized, 1,458,455 shares were issued and outstanding at May 4, 1996.

          Cumulative dividends on the Series B Stores senior exchangeable preferred stock compound as if a stock dividend was declared at each quarterly dividend date. Undeclared, unpaid stock dividends were $9,516,000 and equivalent to 380,649 shares at May 4, 1996. These equivalent shares are not issued or outstanding.

5.   Shareholders' Equity

     Stock Options

         In the first quarter of fiscal 1996, the Company extended the expiration date of options to purchase 22,275 shares of Common Stock which were originally granted to management in 1991 with an expiration date of April 1996. As of May 4, 1996, options to purchase 226,513 shares of Common Stock have been granted to management at $6.67 to $15.00 per share under the CSI incentive stock option plan. At May 4, 1996, grants of 37,800 and 76,649 shares were exercisable at $10.00 and $15.00 per share, respectively.

         Also during the first quarter of fiscal 1996, options to purchase 6,000 shares of Common Stock were granted to non-management directors of the Company at $9.00 per share. As of May 4, 1996, options to purchase 27,000 shares of Common
     Stock have been granted to non-management directors at $6.67 to $15.00 per share. At May 4, 1996, grants of 18,000 shares, 6,000 shares and 2,250 shares were exercisable at $6.67, $9.00 and $15.00 per share, respectively.

6.   Related Party Transactions

          Affiliates of Donaldson, Lufkin & Jenrette Securities Corporation (DLJ) held 1,407,630 shares of Junior Preferred and 582,337 shares of Stores Senior Preferred as of May 4, 1996. Undeclared, unpaid stock dividends on the Junior Preferred and Stores Senior Preferred held by affiliates of DLJ, if issued, would be equivalent to 42,229 shares and 197,738 shares, respectively, as of May 4, 1996. In addition, affiliates of DLJ held 917,746 shares of Common Stock as of May 4, 1996.

7.   Net Loss Per Common Share

          Net loss per common share was computed by dividing net loss, after reduction for CSI preferred stock dividends and accretion, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants which would have a dilutive effect in periods where there were earnings. Because of net losses applicable to common shares for all periods presented, the effect of common share equivalents was antidilutive and they were excluded from the calculations.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Results of Operations

    The following table sets forth the Company's operating results as a percentage of net sales for the periods indicated:
                                                                                   13 Weeks Ended
                                                                         May 4,                     April 29,
                                                                          1996                        1995
Statement of Operations Data:
Net sales                                                                  100.0%                       100.0%
Cost of sales, including buying and occupancy                               78.6                         76.4
Gross profit                                                                21.4                         23.6
Selling, general and administrative expenses                                25.8                         24.1
Depreciation and amortization                                                2.3                          2.6
Loss from operations                                                        (6.7)                        (3.1)
Interest expense, net                                                        4.4                          4.7
Minority interest-dividends and accretion of
  redeemable preferred stock of Stores                                       1.7                          1.4
Loss before income taxes                                                   (12.8)                        (9.2)
Income taxes                                                                (4.4)                        (3.5)
Net Loss                                                                    (8.4)%                       (5.7)%

Number of Stores:
Openings                                                                       4                           14
Closings                                                                      (5)                          (1)
Net increase (decrease)                                                       (1)                          13
End of period                                                                744                          714

Thirteen Weeks Ended May 4, 1996 Compared to Thirteen Weeks
Ended April 29, 1995

    Net sales for the first quarter of fiscal 1996 were $121.6 million, $2.6 million or 2.1% below net sales of $124.2 million reported in the first quarter of fiscal 1995. A $9.5 million decrease in sales from comparable stores and a $1.4 million reduction in sales due to store closings were partially offset by an $8.3 million increase in net sales from new store locations. Comparable store sales in the first quarter of fiscal 1996 decreased 7.8% from the first quarter of fiscal 1995, which reflected a 2.2% increase over the first quarter of fiscal 1994. Men's apparel and accessories contributed a decrease of 8.3% and women's apparel and accessories contributed an increase of 0.5% to the comparable store sales results. The Company defines comparable stores to be stores that have reached their thirteenth full month of operations, excluding closed stores. Stores open less than thirteen full months are defined as new stores.

    Gross profit after buying and occupancy expense was $26.1 million in the first quarter of fiscal 1996, a decrease of $3.2 million, or 10.9% compared to the first quarter of fiscal 1995. The decrease was primarily due to lower comparable store sales, additional buying and occupancy costs from new store locations and a lower retail margin rate, partially offset by sales from new stores. Gross profit as a percentage of net sales decreased to 21.4% in the first quarter of fiscal 1996 from 23.6% in the first quarter of fiscal 1995. Retail margin decreased 0.2% as a percentage of net sales in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 reflecting promotional pricing in men's apparel. Buying and occupancy costs increased 2.0% as a percentage of sales due to the decrease in comparable store sales and increased occupancy costs from new store locations.

    Selling, general and administrative expenses ("SG&A") increased
$1.4 million, or 4.7%, in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The increase was primarily due to store operating expenses associated with new stores opened in fiscal 1996 and 1995. SG&A in the first quarter of fiscal 1995 included $0.4 million for a non-recurring consulting fee. SG&A as a percentage of net sales increased to 25.8% in the first quarter of fiscal 1996 compared to 24.1% in the first quarter of fiscal 1995. The increase in SG&A as a percentage of net sales was primarily due to comparable stores reporting lower sales combined with approximately constant operating expenses.

    Depreciation and amortization expense decreased $0.3 million to $3.0 million in the first quarter of fiscal 1996 from $3.3 million in the first quarter of fiscal 1995. The remaining balance of goodwill was written off in the third quarter of fiscal 1995. The decrease in depreciation and amortization expense in the first quarter of fiscal 1996 was primarily due to the reduction in amortization expense related to goodwill, partially offset by increased amortization of other assets. Depreciation and amortization decreased as a percentage of net sales to 2.3% in the first quarter of fiscal 1996 from 2.6% in the first quarter of fiscal 1995, primarily as a result of the reduction in goodwill amortization.

    Net interest expense decreased $0.4 million, or 6.9%, to $5.4 million in the first quarter of fiscal 1996 from $5.8 million the first quarter of fiscal 1995. The decrease was primarily due to lower interest expense and issuance cost amortization of $1.6 million on the Senior Notes, reflecting the May 1995 redemption of the Senior Notes, partially offset by a $1.2 million increase in interest expense on borrowings under the Credit Agreement (see "-Liquidity and Capital Resources"). Additional interest expense related to higher total debt outstanding was substantially offset by a lower net effective interest rate. Other net interest expense was substantially unchanged as lower discount and issuance cost amortization was offset by lower interest income.

    The charge resulting from the minority interest for dividends and accretion of Senior Preferred Stock increased $0.4 million to $2.1 million in the first quarter of fiscal 1996 compared to $1.7 million in the first quarter of fiscal 1995. The increase was due to the accrual of preferred stock dividends and the compounding nature of the paid-in-kind dividends with respect to the Senior Preferred Stock.

    The Company recorded an income tax benefit of $5.4 million in the first quarter of fiscal 1996 compared to $4.3 million in the first quarter of fiscal 1995. The effective income tax rates of 34.3% and 37.6% in the first quarters of fiscal 1996 and fiscal 1995, respectively, differ from the statutory federal rate primarily due to the effect of non-deductible minority interest preferred stock dividend and accretion charges and debt discount amortization, state income taxes and the effect of non-deductible goodwill amortization in the first quarter of fiscal 1995.

    The net loss of $10.3 million in the first quarter of fiscal 1996 compared to a net loss of $7.1 million in the first quarter of fiscal 1995 was due to the factors discussed above.

Liquidity and Capital Resources

    Financing and Operating Activities

    In the third quarter of fiscal 1995, the Company revised its projections regarding its ability to operate on a profitable basis in the long term. These projections indicate modification of its capital structure may be required. The Company's projections of net income and discounted future cash flows utilized in estimating the fair value of the Company's goodwill in the third quarter of fiscal 1995 indicate a refinancing of its existing long-term debt and its obligations under the redeemable preferred stock may be required at some time in the future. Management developed projections of net income and cash flows based on expectations for store growth, retail gross margin rates and operating expense performance. These expectations were based on the Company's most recent 5-year experience, and Management's best estimates of expected future performance, as well as overall assumptions regarding the economy and the mall-based specialty retail apparel industry. The critical assumptions used in these projections were an annual sales growth rate of 2%, consistent gross margin rates, an annual expense inflation rate of 3%, and the ability to refinance debt maturities as they come due at a cost consistent with the historical cost of the current long-term debt. The Company believes, and these projections indicate, that cash flow generated from operations in fiscal 1996 through fiscal 1999 should be sufficient to service its current debt obligations. No assurance can be given that the Company will be successful in efforts to address its capital structure issues or operate on a profitable basis in the long-term. Management intends to improve the Company's financial condition and reduce its dependence on borrowing by slowing expansion, controlling expenses, closing certain unprofitable stores, improving distribution center productivity and tightening inventory controls. The Company is also evaluating opportunities to effect the sale and leaseback of its distribution center to provide additional liquidity.

    Net cash provided by operating activities is the primary source of liquidity and capital for the Company. After the impact of cash interest payments, cash used for operations for the thirteen weeks ended May
4, 1996 and April 29, 1995 was $12.3 million and $17.4 million, respectively. Because of the seasonal nature of the Company's business, positive net cash flow from operations is typically not generated through the first three quarters of the fiscal year. The decrease in cash used for operations in the thirteen weeks ended May
4, 1996 compared to the thirteen weeks ended April 29, 1995 was primarily due to lower net spending on merchandise inventories, partially offset by reduced cash generated from operations. Additional liquidity to fund working capital activities is provided through borrowings under the Credit Agreement and open account trade terms from vendors. Trade terms are negotiated with each vendor and may be modified from time to time. County Seat is not dependent upon factors to support the Company's purchases from its suppliers. County Seat generates cash on a daily basis by selling merchandise for cash or payments with national credit cards. County Seat does not offer its own credit card.

    Due to the seasonal nature of County Seat's business, working capital requirements increase as inventory levels peak in anticipation of the back-to-school and holiday shopping seasons. Working capital is used to support County Seat's new store growth, and sales growth in existing stores. Working capital at May 4, 1996 and April 29, 1995 was $42.1 million and $52.3 million, respectively. The decrease in working capital at May 4, 1996 compared to April 29, 1995 was due to a $41.0 million increase in short-term borrowings (a portion of which reflects the refinancing of the Senior Notes in May, 1995), partially offset by a $18.4 million reduction in current maturities of long-term debt, a $7.1 million decrease in accounts payable and a net increase of $5.3 million in other working capital components.

    Net cash capital expenditures were $1.0 million in the first thirteen weeks of fiscal 1996. County Seat has spent capital primarily to open new stores and improve existing store locations. In fiscal 1996, the Company expects to reduce the number of new store openings in comparison to prior years and focus on improving the profitability of existing stores. Due to decreased cash flow and restrictive debt covenants, the Company's ability to grow through new store openings is constrained. The Credit Agreement limits the level of capital expenditures to $4.0 million, $3.6 million, $5.0 million and $5.0 million in fiscal 1996, 1997, 1998 and 1999, respectively. The capital expenditure limits will be increased if the Company generates defined excess cash flow levels. In fiscal 1996, the Company plans to spend
$4.0 million on capital expenditures including approximately $1.9 million to fund the addition of approximately eight new stores and two store relocations. The remaining capital expenditures are expected to be used primarily to make improvements at existing store locations and to improve distribution center productivity. The Company expects to fund capital expenditures primarily through cash generated from operations.

    The Company's long-term borrowings, excluding current maturities, were $147.5 million at May 4, 1996, including $25.0 million of borrowings under the Credit Agreement classified as long-term debt. Borrowings under the Credit Agreement will generally not be subject to final repayment prior to the maturity of the Credit Agreement on December 31, 1999. The Company made cash interest payments of $7.3 million in the thirteen weeks ended May 4, 1996.
The Company expects that cash flow from operations and available borrowings will be sufficient to meet its debt service obligations; however, no assurance can be given that sufficient cash flow will be realized. If the Company is unable to generate sufficient cash flow, it will have to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, restructuring or refinancing its indebtedness, closing less profitable stores or seeking additional equity capital. There can be no assurance that, in the event of such inability to generate sufficient cash flow, any of these strategies could be effected on satisfactory terms, if at all.

    At May 4, 1996, the recorded value of the Company's 12% Senior Subordinated Notes ("the Notes") and 9% Exchange Debentures was estimated to have exceeded the fair market value by approximately
$31.5 million and $5.2 million, respectively. The Company believes the decrease in the estimated fair market value of the Company's long-term debt is related to several factors: the Company's disappointing operating performance in the third and fourth quarters of fiscal 1995; the indefinite postponement of the Company's proposed initial public stock offering intended to modify its long-term capital structure; and the write-off of certain long-lived assets in the third quarter of fiscal 1995 which reflected the change in Management's expectations of future Company performance. As a consequence of the foregoing factors, the Notes were downgraded by Moody's and Standard &
Poor's bond rating agencies in the fourth quarter of fiscal 1995. Management believes that the decrease in the estimated fair market value of the Company's long-term debt as of May 4, 1996 will not have a material near-term impact on the Company's cash flows or operations. However, a continuation of decreased fair market value of the Company's long-term debt in the future would indicate a higher cost of long-term capital in the event of the need for additional long-term financing.

    The Company's cash requirements are related to funding working capital for operations, capital expenditures and debt service. In addition to funding working capital needs through cash generated by operations, the Company has resources available under the Credit Agreement to provide seasonal working capital funding. The Credit Agreement is funded through a syndicate of commercial lenders providing a senior secured reducing revolving credit facility to fund seasonal working capital requirements and the May 1995 redemption in full of all the Company's then outstanding senior notes. The Credit Agreement matures on December 31, 1999. Effective February 3,
1996, the Company amended the Credit Agreement to provide an increased borrowing commitment, secure borrowings with all assets of the Company, make certain financial covenants less restrictive and further limit capital expenditures. If the Company meets its projections of cash flow and earnings, the Company believes it will be in a position to meet its restrictive financial covenants over the remaining term of the Credit Agreement. No assurance can be given that the Company will achieve its cash flow and earnings projections and meet its future restrictive financial covenants. The Company incurred approximately
$1.3 million in fees in the first quarter of fiscal 1996 related to the amendment to the Credit Agreement, which will be amortized over its remaining term.

    The commitment under the Credit Agreement provides for borrowings up to $135 million, including a $50 million letter of credit facility. Availability under the Credit Agreement is limited to the lesser of certain percentages of eligible inventory or $125 million through June 27, 1996, increasing to $135 million from June 28, 1996 through December 31, 1996. The commitment under the Credit
Agreement will reduce to $125 million on December 31, 1996. In addition, the commitment will be reduced if the Company generates defined excess cash flow levels. Availability under the Credit Agreement is reduced by any amounts drawn under the facility as well as outstanding letters of credit. The Credit Agreement also requires that for a period of 30 consecutive days after each December 15 and before each February 15 of the following year, the Company must not have any aggregate borrowings (including Bankers Acceptances) outstanding under the Credit Agreement, less cash on deposit, in excess of $50 million. The limit on the aggregate borrowings during this 30 day period will be reduced if the Company generates defined excess cash flow levels. Borrowings under the facility are secured by Store's assets and guaranteed by CSI. CSI's guarantee is secured by a pledge of its primary asset, the outstanding common stock of Stores.

    At the option of the Company, interest is payable on borrowings under the Credit Agreement at variable rates equal to approximately a prime rate plus 1.5% or a Eurodollar rate plus 2.5%. The Credit Agreement provides for a commitment fee during the period prior to maturity of 0.5% of the unutilized commitment under the Credit Agreement. At May 4, 1996, the Company had cash borrowings outstanding of $66.0 million, $17.1 million available for borrowing under the Credit Agreement, banker's acceptances outstanding of $21.2 million, and outstanding commitments under the letter of credit facility of $20.8 million. Fluctuations in market interest rates affect the cost of the Company's borrowings under the Credit Agreement. The impact of fluctuations in market interest rates in the thirteen weeks ended May 4, 1996 were not significant to the operating results of the Company.
At May 4, 1996, borrowings under the Credit Agreement accrued interest at a rate of 8.2%.

    The Credit Agreement and the indenture for the Notes contain a number of financial and other restrictive covenants, including limitations on the ability of the Company to pay dividends on or redeem Common Stock beyond certain specified amounts. In addition, the Credit Agreement is subject to customary events of default, including, but not limited to, payment defaults, defaults under other agreements and changes of control. At May 4, 1996, the Company was in compliance with all restrictive and financial covenants, as amended.

    In fiscal 1995, the Company entered into an agreement with Yankee Publishing, Inc., the publisher of The Old Farmer's Almanac, to license the name The Old Farmer's Almanac General Store [Service
Mark Pending Registration] for retail stores to be owned and operated by County Seat in shopping malls in the United States, Canada and Mexico. The Company plans to open a limited number of test stores to evaluate the feasibility of this concept. The Company is currently operating four of these test stores. If the test stores prove to be successful, the Company anticipates that substantial capital expenditures and working capital financing would be required to roll out the concept.

    CSI is a holding company, the primary asset of which is the common stock of Stores. Substantially all of CSI's operations are conducted through Stores, and CSI is dependent on the cash flow of Stores to meet its payment obligations with respect to obligations under CSI's 9% Exchange Debentures. In fiscal 1995, Stores paid dividends of $2.1 million to CSI to fund semi-annual interest payments on CSI's
9% Exchange Debentures. Although the Credit Agreement and the indenture for the Notes generally impose restrictions on the payment of dividends by Stores to CSI, these agreements permit Stores to pay dividends to CSI to fund scheduled interest payments on CSI's 9%
Exchange Debentures so long as no default exists under such agreements. To the extent Stores is precluded from paying such dividends to CSI at a time when CSI is required to make cash payments with respect to the 9% Exchange Debentures, the holders of such Debentures may exercise certain of their remedies, including, without limitation, the right to accelerate such indebtedness. In the event of a failure to repay such defaulted indebtedness, the holders of the 9% Exchange Debentures could foreclose upon the assets of CSI including the common stock of Stores. The exercise of such rights by the holders of the 9% Exchange Debentures would constitute an event of default under the Credit Agreement, and, with respect to a change of control of Stores, the indenture for the Notes, entitling the banks under the Credit Agreement and the holders of the Notes to require the Company to repay such indebtedness. In the event of a failure to repay such defaulted indebtedness, holders of indebtedness of Stores or CSI could, through various legal remedies, foreclose upon the assets of Stores. No assurance can be given that the Company will have access to resources sufficient to repay defaulted indebtedness if so required.

    At May 4, 1996, the Company's redeemable preferred stock consisted of $46.4 million Series A and Series B County Seat Stores,
Inc. senior exchangeable preferred stock ("Stores Senior Preferred") and $61.3 million Series A and Series B County Seat, Inc. junior exchangeable preferred stock ("Junior Preferred"). Under the terms of the Series A redeemable preferred stock, the Company has the option of declaring stock dividends in lieu of cash dividends through February 15, 2000. Cumulative stock dividends on each of the Series B redeemable preferred stock compound as if a stock dividend was declared at each quarterly dividend date. Dividends currently accrue at an annual rate of $4.50 per share and $3.00 per share on the Stores Senior Preferred and Junior Preferred, respectively. A dividend rate increase of $0.125 per quarter per share will occur if dividends remain unpaid for two consecutive quarters. Effective with the quarterly dividend at February 29, 1996, the Company is restricted from declaring dividends on the Junior Preferred until sufficient net earnings are generated to permit the declaration of dividends under Delaware corporate law (See Note 4 of Notes to Interim Consolidated Financial Statements).

    The tax year-end for the Company is the Saturday closest to July
31. At its tax year ended Saturday, July 29, 1995, the Company had regular income tax operating loss carryforwards of approximately $6.4 million which can be used to reduce future income tax payments by approximately $2.5 million, subject to certain limitations. The
Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of such benefits is more likely than not. Management cannot predict with assurance that there will be sufficient operating income to fully utilize its deferred income tax assets. Therefore, deferred tax assets have been reduced by a valuation allowance of $8.8 million, as realization of these long-term assets is dependent upon future earnings. The Company has recognized the remaining $8.9 million of deferred tax assets on the basis of expected taxable income over the remainder of the current fiscal year.

Seasonality

    The Company, like most retailers, has a seasonal pattern of sales and income. The Company has two major selling seasons:
back-to-school in the third quarter and Christmas in the fourth quarter.
The table below sets forth by quarter, 1996, 1995 and 1994 net sales, gross profit and income (loss) from operations.

Fiscal                                               First       Second        Third      Fourth       Total
 Year                                               Quarter      Quarter      Quarter     Quarter      Year
                                                                      (dollars in thousands)
1996    Net sales . . . . . . . . . . . . .        $121,604
        Gross profit. . . . . . . . . . . .          26,075
        Income (loss) from operations . . .          (8,206)

1995    Net sales . . . . . . . . . . . . .        $124,189     $130,110     $159,476    $205,450   $619,225
        Gross profit. . . . . . . . . . . .          29,251       34,987       41,073      61,900    167,211
        Income (loss) from operations(1). .          (3,910)        (733)     (76,486)     20,895    (60,234)

1994    Net sales . . . . . . . . . . . . .        $112,937     $119,923     $157,338    $198,129   $588,327
        Gross profit. . . . . . . . . . . .          27,535       33,255       46,209      60,850    167,849
        Income (loss) from operations . . .          (4,183)         552       12,143      23,020     31,532

____________________

(1)Income (loss) from operations for the third quarter of fiscal 1995 includes  non-recurring charges of $1.2 million for the cost of proposed initial public offering and $80.2 million for the write-off of certain long-lived assets.

Inflation, Economic Trends and Potential Developments

   Although its operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations during the past three fiscal years. On the other hand, Management believes that the Company and other specialty retailers have suffered from price "deflation", which has had a negative impact on sales and gross margin. The Company believes that poor economic conditions have adversely affected its sales and profitability in prior years and may affect results in future periods.

   With the stated intention of enhancing its brand image, Levi Strauss has announced plans to open approximately 190 full price retail and outlet stores offering only Levi's or Dockers merchandise. Since these stores will carry certain products which are competitive with products carried by County Seat, it is possible that the Company could experience an erosion of sales at stores which are located in close proximity to Levi Strauss stores.

Part II.

Item 6.    Exhibits and Reports on Form 8 - K

         (a) Exhibits:

             (27)  Financial Data Schedule

         (b) Reports on Form 8 - K: none

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 18, 1996



                           COUNTY SEAT, INC.



                           By      /s/Edward A. Tomechko

                                Edward A. Tomechko
                                Senior Vice President and
                                Chief Financial Officer
                                Signing on behalf of the
                                registrant and as principal
                                financial and accounting officer