Form 10-Q
period 1996-08-03
COUNTY SEAT INC
filed 1996-09-17
CIK 933035

SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549
                    FORM 10-Q
(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarterly period ended August 3, 1996.

                   or

___Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the transition period from __________ to
   __________.

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

(1)has filed all reports required to be filed by Section 13
  or 15(d) of the Securities Exchange Act of 1934 during
  the preceding 12 months (or for such shorter period
  that the registrantwas required to file such reports).
  YES  X        NO

(2)has been subject to such filing requirements for the past
  90 days. YES  X       NO

As of September 17, 1996, 3,327,042 shares of Common
Stock were outstanding.

            COUNTY SEAT, INC.

                  INDEX

   Part I. Financial Information                    Page

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         August 3, 1996, July 29, 1995 and
         February 3, 1996 . . . . . . .              3

         Consolidated Statements of Operations
         for the thirteen and twenty-six
         weeks ended August 3, 1996 and
         July 29, 1995. . . . . . . . .              4

         Consolidated Statements of Cash Flows for
         the twenty-six weeks ended August 3, 1996
         and July 29, 1995. . . . . . .              5

         Notes to Interim Consolidated Financial
         Statements . . . . . . . . . .              6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations . . . . . . . . .               11



   Part II. Other Information

Item 5.  Other Information . . . . .                18


Item 6.  Exhibits and Reports on Form 8 - K18

         Signatures . . . . . . . . .               19

         Exhibit Index . . . . . . . .              20

Part I. - Item 1.  Consolidated Financial Statements

              COUNTY SEAT, INC. AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
         (Amounts in Thousands, Except Share Amounts)
                          (Unaudited)

                                                          August 3, July 29, February 3,
                                                            1996      1995      1996
                    ASSETS
Current Assets:
  Cash and cash equivalents                             $  10,603 $   8,125  $  8,166
  Receivables                                               1,486     2,778     2,658
  Merchandise inventories                                 132,580   143,474   110,744
  Prepaid expenses                                         10,985    11,371    11,339
  Deferred tax benefit                                      2,930    12,006       989
     Total current assets                                 158,584   177,754   133,896
Property and equipment, at cost                           119,425   117,466   120,277
  Less--Accumulated depreciation and amortization         (65,943)  (52,128)  (61,674)
     Property and equipment, net                           53,482    65,338    58,603
Other Assets, net:
  Debt issuance costs                                       3,816     3,408     3,073
  Deferred income taxes                                     2,111     6,455     2,486
  Excess of purchase price over net assets acquired             -     75,215        -
  Other                                                       814     1,408     1,303
     Total other assets, net                                6,741    86,486     6,862
                                                         $218,807  $329,578  $199,361

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Borrowings under credit agreement                      $ 81,800  $ 43,700  $ 27,000
  Current maturities of long-term debt                         26        29        25
  Accounts payable                                         47,397    65,472    36,754
  Accrued expenses                                         22,477    19,489    20,526
  Accrued income taxes                                      1,348     1,962     1,111
     Total current liabilities                            153,048   130,652    85,416
Long-term debt                                            122,640   152,099   147,365
Other long-term liabilities                                11,966    11,752    12,044
Commitments and contingencies
Minority interest-redeemable preferred
   stock of Stores                                         48,521    40,389    44,319
Redeemable preferred stock of CSI                          64,210    53,637    58,628
Shareholders' Equity (Deficit):
  Preferred stock: par value $.01 per share; 5,000,000
    shares authorized; no shares issued and outstanding         -         -         -
  Common stock: par value $.01 per share; 50,000,000
    shares authorized; 3,327,042, 3,327,042 and
    3,327,042 shares issued and outstanding,
    respectively                                               33        33        33
  Paid-in capital                                          22,193    22,193    22,193
  Warrants                                                  2,600     2,600     2,600
  Common stock notes receivable                            (5,139)   (4,973)   (4,982)
  Accumulated deficit                                    (201,265)  (78,804) (168,255)
     Total shareholders' equity (deficit)                (181,578)  (58,951) (148,411)
                                                         $218,807  $329,578  $199,361

See accompanying Notes To Interim Consolidated Financial Statements.



                 COUNTY SEAT, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in Thousands, Except Share Amounts)
                           (Unaudited)
                                                    13 Weeks Ended           26 Weeks Ended
                                                  August 3,  July 29,    August 3,   July 29,
                                                    1996      1995        1996         1995
Net sales                                      $  121,727 $  130,110   $  243,331   $ 254,299
Cost of sales, including buying
  and occupancy                                    90,283     95,123      185,812     190,061
  Gross profit                                     31,444     34,987       57,519      64,238
Selling, general and administrative
  expenses                                         33,668     32,189       64,990      62,094
Depreciation and amortization                       2,956      3,531        5,915       6,787
  Loss from operations                             (5,180)      (733)     (13,386)     (4,643)
Interest expense, net                               5,742      5,865       11,098      11,638
Minority interest-dividends and accretion
  of redeemable preferred stock of Stores           2,143      3,022        4,202       4,715
  Loss before income taxes
    and extraordinary items                       (13,065)    (9,620)     (28,686)    (20,996)
Income taxes                                        4,095     (2,661)      (1,258)     (6,941)
  Loss before extraordinary items                 (17,160)    (6,959)     (27,428)    (14,055)
Extraordinary items, net of income tax benefit          -       9,997           -       9,997
  Net Loss                                        (17,160)    (16,956)    (27,428)    (24,052)
Redeemable preferred stock dividends
  and accretion                                    (2,950)     (2,869)     (5,582)     (5,045)
Net loss applicable to common shares           $  (20,110)  $ (19,825)  $ (33,010)  $ (29,097)
Per common share:
    Loss before extraordinary items            $    (6.04)  $   (2.95)  $   (9.92)  $   (5.74)
    Extraordinary items                                 -       (3.01)          -       (3.01)
    Net loss per common share                  $    (6.04)  $   (5.96)  $   (9.92)  $   (8.75)
Weighted average shares outstanding             3,327,042   3,326,874   3,327,042   3,326,705


See accompanying Notes To Interim Consolidated Financial Statements.


            COUNTY SEAT, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Amounts in Thousands)
                     (Unaudited)
                                                               26 Weeks Ended
                                                              August 3,  July 29,
                                                               1996       1995
Cash Flows from Operating Activities:
  Net loss                                                  $(27,428)  $(24,052)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Extraordinary items                                            -      9,997
    Depreciation and amortization                              5,915      6,787
    Amortization of debt issuance costs and discount             780      1,201
    Minority interest-dividends and accretion of
      redeemable preferred stock of Stores                     4,202      4,715
    Rent expense in excess of cash outlays, net                   53        189
    Deferred tax benefit                                      (1,258)    (5,590)
    Changes in operating assets and liabilities:
      Receivables                                                625      2,371
      Merchandise inventories                                (21,836)   (47,203)
      Prepaid expenses                                           313     (1,236)
      Accounts payable                                        11,211     25,358
      Accrued expenses                                         2,746     (4,047)
      Accrued income taxes                                       (70)    (1,865)
      Other non-current assets and liabilities                    15       (971)
     Net cash used for operating activities                  (24,732)   (34,346)
Cash Flows from Financing Activities:
  Borrowings under the Credit Agreement, net                  29,800     73,700
  Issuance of long-term debt                                       -    104,943
  Debt and equity issuance costs and prepayment premiums      (1,257)    (6,781)
  Principal payments on long-term debt and capital leases        (12)       (20)
  Repayment of long-term debt                                      -   (150,795)
  Issuance of common stock                                         -        104
  Repayment of common stock notes receivable                       -        160
     Net cash provided by financing activities                28,531     21,311
Cash Flows from Investing Activities:
  Capital expenditures                                        (1,365)    (9,313)
  Proceeds from disposal of property and equipment                 3         14
     Net cash used for investing activities                   (1,362)    (9,299)
Net Increase (Decrease) in Cash and Cash Equivalents           2,437    (22,334)
Cash and Cash Equivalents:
  Beginning of period                                          8,166     30,459
  End of period                                             $ 10,603   $  8,125
Cash Paid During the Period For:
  Interest                                                  $  9,982   $ 13,570
  Income taxes                                              $     70   $    514


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

     The Company is the nation's largest specialty retailer selling both brand name and private-label jeans and jeanswear. The Company operated 740 stores in 48 states as of August 3, 1996. The Company's 681 County Seat stores, located almost exclusively in regional shopping malls, offer one-stop shopping for daily casual wear featuring a contemporary jeanswear look. The Company's wide selection of designer brands, including Girbaud, Guess?, Calvin Klein, Tommy Hilfiger and popular national brands such as Levi's as well as its proprietary brands, County Seat [Registered Trademark], Nuovo [Registered
   Trademark] and Ten Star [Registered Trademark] makes County
   Seat a destination store for jeans. The Company operates 34 County Seat Outlet stores offering discount pricing on special purchase and clearance merchandise and 21 Levi's Outlet stores under license from Levi Strauss & Co. offering a full range of Levi's and Docker's off-price merchandise for both adults and children. The Company also operates four The Old Farmer's Almanac General Stores, a new retail concept selling products associated with American country living, under license from Yankee Publishing, Inc., the publisher of The Old Farmer's Almanac.

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

3. Significant Accounting Policies

   Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents approximates
   the fair value because of their short maturities.   At August 3,
   1996, the book value of the Company's borrowings under the Credit Agreement was estimated to approximate the fair value and the recorded value of Stores' 12% senior subordinated notes (the "12% Senior Subordinated Notes") and CSI's 9% junior subordinated exchange debentures (the "9% Exchange
   Debentures") was estimated to have exceeded the fair value by approximately $48,300,000 and $8,100,000 respectively. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the rates currently available to the Company for debt of the same remaining maturities.

4. Credit Agreement

     The Credit Agreement is funded through a syndicate of commercial lenders providing a senior secured reducing revolving credit facility to fund seasonal working capital requirements and the May 1995 redemption in full of all of the Company's then outstanding senior notes.

     The Credit Agreement and the indenture for Stores' 12%
   Senior Subordinated Notes (the "Indenture") contain certain covenants which, among other things, limit the amount of debt of the Company, restrict the payment of interest on CSI's 9% Exchange Debentures, restrict the payment of cash dividends on Stores' Series A senior exchangeable preferred stock and the CSI Series A junior exchangeable preferred stock, limit expenditures for property, equipment and rent under operating leases and require the Company to maintain certain financial ratios. The most restrictive financial covenants at August 3, 1996 for the Company included, as defined, a minimum current ratio (1.10 to 1.0); minimum interest coverage ratio (.90 to 1.0); minimum adjusted net worth, as defined ($30,000,000 including redeemable preferred stock); minimum EBITDA, as defined ($24,800,000) and minimum fixed charge coverage ratio (1.15 to 1.0). The Credit Agreement limits the level of capital expenditures to $4,000,000, $3,600,000, $5,000,000 and $5,000,000 in fiscal
   1996, 1997, 1998 and 1999, respectively. The permitted capital expenditures will be increased if the Company generates defined excess cash flow levels.

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

     The Company has obtained an amendment effective August 3, 1996 and a discretionary waiver effective August 31, 1996 with respect to trailing 12-month EBITDA requirements under the Credit Agreement. The waiver will expire September 24, 1996, unless extended, and is revocable at the election of the requisite banks under the Credit Agreement. In the absence of a current amendment, it will likely be necessary for the Company to obtain amendments or waivers of covenants with respect to the remaining quarters of fiscal 1996 and thereafter. The Company is in the process of meeting with the members of its bank group to discuss additional changes to the Credit Agreement to modify its financial covenants and other terms. A semi-annual interest payment on the Company's 12% Senior Subordinated Notes is due October 1, 1996. In the absence of an amendment or extension of the waiver, the requisite banks will be permitted to prevent such payment. Failure to make such payment, whether or not prevented by the banks, will constitute a default under the Indenture after the 30-day grace period provided in the Indenture has expired. The Company has initiated discussions with certain holders of the 12% Senior Subordinated Notes with respect to a possible financial restructuring and is evaluating such other financial alternatives as may be necessary. In addition, if an appropriate amendment or waiver is not obtained, Stores will not be permitted to advance funds to permit CSI to make the interest payment due November 30, 1996 on CSI's 9% Exchange
   Debentures. No assurance can be given that satisfactory amendments, modifications or waivers to the terms of the Credit Agreement or the 12% Senior Subordinated Notes can be negotiated.

     The commitment under the Credit Agreement provides for borrowings up to $135,000,000 including a $50,000,000 letter of credit facility. Availability under the Credit Agreement is limited to the lesser of certain percentages of eligible inventory or $135,000,000 through December 31, 1996. The commitment under the Credit Agreement will reduce to $125,000,000 on December 31, 1996. In addition, the commitment will be reduced if the Company generates defined excess cash flow levels. The Credit Agreement matures on December 31, 1999. Availability is reduced by any amounts drawn under the facility as well as outstanding letters of credit. The Credit Agreement also requires that for a period of 30 consecutive days after each December 15 and before each February 15 of the following year, the Company must not have any aggregate borrowings (including Bankers Acceptances) outstanding under the Credit Agreement, less cash on deposit, in excess of $50,000,000. The permitted aggregated borrowings during this 30-day period will be reduced if the Company generates defined excess cash flow levels. Borrowings under the facility are secured by the assets of Stores and guaranteed by CSI. CSI's guarantee is secured by a pledge of its primary asset, the outstanding common stock of Stores.

     In connection with the amendment effective August 3, 1996, the interest rate on borrowings under the Credit Agreement has been increased by 0.5%. At the option of the Company, interest is payable on borrowings under the Credit Agreement at a prime rate plus 2.0% or a Eurodollar rate plus 3.0%. The Credit Agreement provides for a commitment fee during the period prior to maturity of 0.5% of the unutilized commitment under the Credit Agreement. Due to the revocable nature of the current waiver, all loans under the Credit Agreement were classified as a current liability as of August 3, 1996. Borrowings of $30,000,000 and $25,000,000 under the Credit Agreement were classified as long-term debt as of July 29, 1995 and February 3, 1996, respectively.

     Loans, borrowing base and letter of credit commitments under the Credit Agreement were as follows (dollars in thousands):

                                          26 Weeks Ended
                                             August 3
                                               1996

  At Period-End
  Loans outstanding. . . . . . . . . .        $81,800
  Borrowing base . . . . . . . . . . .        132,721
  Available borrowing base . . . . . .         10,078
  Letter of credit commitments outstanding     22,201

  During the Period
  Days loans were outstanding. . . . .            182
  Maximum loan borrowing . . . . . . .        $91,000
  Average loan borrowing . . . . . . .         66,490
  Weighted average interest rate . . .          8.22%


5.Redeemable Preferred Stock

     At August 3, 1996, redeemable preferred stock consisted of the following (in thousands):

                                                          Redemption
                                                             Value
     Junior exchangeable preferred stock of CSI            $64,210
     County Seat Stores, Inc. senior                        49,550
        exchangeable preferred stock

   Junior Exchangeable Preferred Stock

     Of the 6,000,000 shares of Series A and Series B junior exchangeable preferred stock, par value $.01, (together the Junior Preferred) authorized, 3,085,164 were issued and outstanding at August 3, 1996.

     Dividends on the Series A junior exchangeable preferred stock (Series A Junior Preferred) are cumulative and payable quarterly. Under the terms of the Series A Junior Preferred, the Company has the option of declaring stock dividends in lieu of cash dividends through February 15, 2000. Effective with the quarterly dividend at February 29, 1996, the Company is restricted from declaring dividends on the Series A Junior Preferred until sufficient net earnings are generated to permit the declaration of dividends under Delaware corporate law. As a result, under the terms of the Junior Preferred, the annual dividend accrual rate was increased from $3.00 per share to $3.50 per share for the quarter ending August 31, 1996. Unpaid dividends on the Series A Junior Preferred cumulate and compound until paid. Cumulative undeclared, unpaid Series A
   Junior Preferred stock dividends were $2,991,000 and equivalent to 170,798 shares at August 3, 1996. These equivalent shares are not issued or outstanding.

     Cumulative dividends on the Series B junior exchangeable preferred stock (Series B Junior Preferred) compound as if a stock dividend was declared at each quarterly dividend date. Undeclared, unpaid Series B Junior Preferred stock dividends were $5,672,000 and equivalent to 323,940 shares at August 3, 1996. These equivalent shares are not issued or outstanding.

   County Seat Stores, Inc. Senior Exchangeable Preferred Stock

     Of the 4,000,000 shares of County Seat Stores, Inc. Series A and Series B senior exchangeable preferred stock, par value $.01, authorized, 1,510,896 shares were issued and outstanding at August 3, 1996.

     Cumulative dividends on Stores' Series B senior exchangeable preferred stock compound as if a stock dividend was declared at each quarterly dividend date. Undeclared, unpaid stock dividends were $10,274,000 and equivalent to 410,962 shares at August 3, 1996. These equivalent shares are not issued or outstanding.

6. Shareholders' Equity

   Stock Options

     In the first quarter of fiscal 1996, the Company extended the expiration date of options to purchase 22,275 shares of common stock which were originally granted to management in 1991 with an expiration date of April 1996. As of August 3, 1996, options to purchase 219,594 shares of common stock have been granted to management at $6.67 to $15.00 per share under the CSI incentive stock option plan. At August 3, 1996, grants of 16,080, 38,850 and 87,787 shares were exercisable at $9.00, $10.00 and $15.00 per share, respectively.

     Also during the first quarter of fiscal 1996, options to purchase 6,000 shares of common stock were granted to non-management directors of the Company at $9.00 per share. As of August 3, 1996, options to purchase 27,000 shares of common stock have been granted to non-management directors at $6.67 to $15.00 per share. At August 3, 1996, grants of 18,000 shares, 6,000 shares and 2,250 shares were exercisable at $6.67, $9.00 and $15.00 per share, respectively.

7. Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,
   "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of such benefits is more likely than not.
   Management cannot predict with assurance that there will be sufficient operating income to fully utilize its deferred income tax assets. Therefore, deferred tax assets have been reduced by a valuation allowance of $16,800,000, of which $8,000,000 was recorded in the second quarter of fiscal 1996. Management has significantly discounted future projections of taxable income in determining the valuation allowance. The Company believes the amount of recognized deferred tax assets is an amount more likely than not to be realized based on its expectations regarding taxable income over the remainder of the current fiscal year.

8. Related Party Transactions

     Affiliates of Donaldson, Lufkin & Jenrette Securities
   Corporation (DLJ) held 1,407,630 shares of Junior Preferred and 760,760 shares of Stores' senior preferred stock as of August 3, 1996. Undeclared, unpaid stock dividends on the Junior
   Preferred and Stores' senior preferred stock held by affiliates of DLJ, if issued, would be equivalent to 85,725 shares and 213,485 shares, respectively, as of August 3, 1996. In addition, affiliates of DLJ held 917,746 shares of common stock as of August 3, 1996.

9. Net Loss Per Common Share

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    The following table sets forth the Company's operating results as a percentage of net sales for the periods indicated:

                                               13 Weeks Ended       26 Weeks Ended
                                             August 3,  July 29,  August 3,  July 29,
                                               1996      1995       1996      1995
Statement of Operations Data:
Net sales                                      100.0%    100.0%     100.0%   100.0%
Cost of sales, including buying and
  occupancy                                     74.2      73.1       76.4     74.7
Gross profit                                    25.8      26.9       23.6     25.3
Selling, general and administrative
  expenses                                      27.7      24.7       26.7     24.4
Depreciation and amortization                    2.4       2.8        2.4      2.7
Loss from operations                            (4.3)     (0.6)      (5.5)    (1.8)
Interest expense, net                            4.7       4.5        4.6      4.6
Minority interest-dividends and accretion of
  redeemable preferred stock of Stores           1.7       2.3        1.7      1.9
Loss before income taxes and extraordinary
  items                                        (10.7)     (7.4)     (11.8)    (8.3)
Income taxes                                     3.4      (2.1)      (0.5)    (2.7)
Loss before extraordinary items                (14.1)     (5.3)     (11.3)    (5.6)
Extraordinary items                                -       7.7          -      3.9
Net Loss                                       (14.1)%   (13.0)%    (11.3)%   (9.5)%

Number of Stores:
Openings                                           1        10          5       24
Closings                                          (5)       (4)       (10)      (5)
Net increase (decrease)                           (4)        6         (5)      19
End of period                                    740       720        740      720


  Net sales for the second quarter of fiscal 1996 were $121.7 million, $8.4 million or 6.5% below net sales of $130.1 million reported in the second quarter of fiscal 1995. A $13.1 million decrease in sales from comparable stores and a $1.8 million reduction in sales due to store closings were partially offset by a $6.5 million increase in net sales from new store locations. Comparable store sales in the second quarter of fiscal 1996 decreased 10.2% from the second quarter of fiscal 1995. Men's apparel and accessories contributed a decrease of 7.7% and women's apparel and accessories contributed a decrease of 2.5% to the comparable store sales results. The Company defines comparable stores to be stores that have reached their thirteenth full month of operations, excluding closed stores. Stores open less than thirteen full months are defined as new stores.

  Net sales for the first six months of fiscal 1996 were $243.3 million, $11.0 million or 4.3% below net sales of $254.3 million in the first six months of fiscal 1995. A $22.4 million decrease from comparable store sales and a $3.4 million reduction in sales due to store closings were partially offset by a $14.8 million increase in net sales from new store locations. Comparable store sales decreased
9.0% in the first six months of fiscal 1996 in comparison to the first six months of fiscal 1995. Men's apparel and accessories and women's apparel and accessories contributed decreases of 7.9% and 1.1%, respectively, to the comparable store sales results.

  Gross profit after buying and occupancy expense was $31.4 million in the second quarter of fiscal 1996, a decrease of $3.5 million, or 10.1% compared to the second quarter of fiscal 1995. The decrease was primarily due to lower comparable store sales and additional buying and occupancy costs from new store locations, partially offset by sales from new stores and a higher retail margin rate. Gross profit as a percentage of net sales decreased to 25.8% in the second quarter of fiscal 1996 from 26.9% in the second quarter of fiscal 1995.
Buying and occupancy costs increased 2.1% as a percentage of sales due to the decrease in comparable store sales and increased occupancy costs from new store locations. Retail margins increased 1.0% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995, reflecting stronger margins in women's apparel.

  For the first six months of fiscal 1996, gross profit decreased $6.7 million or 10.5% compared to the first six months of fiscal 1995. The decrease was primarily due to lower comparable store sales and additional buying and occupancy costs from new store locations, partially offset by sales from new stores and a slightly higher retail margin rate. Gross profit as a percentage of net sales decreased to 23.6% in the first six months of fiscal 1996 compared to 25.3% in the first six months of fiscal 1995. Buying and occupancy costs increased 2.0% as a percentage of sales due to the decrease in comparable store sales and increased occupancy costs from new store locations. Retail margins increased 0.3% in the first six months of fiscal 1996 compared to the first six months of fiscal 1995, primarily due to stronger margins in womens's apparel.

  Selling, general and administrative expenses ("SG&A") increased
$1.5 million, or 4.6%, in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. For the first six months of fiscal 1996, SG&A was $2.9 million or 4.7% above the first six months of fiscal 1995. The increase was primarily due to store operating expenses associated with new stores opened in fiscal 1996 and 1995.
In the second quarter of fiscal 1996, the Company recorded expenses of $1.1 million to recognize deferred costs related to an executive severance agreement with Barry Parker, former Chief Executive
Officer of the Company. In the first six months of fiscal 1995, SG&A included a $1.0 million consulting fee related to the evaluation of the Company's financial structure. SG&A as a percentage of net sales increased to 27.7% in the second quarter of fiscal 1996 compared to 24.7% in the second quarter of fiscal 1995. For the first six months of fiscal 1996, SG&A as a percentage of net sales was 26.7% compared to 24.4% in the first six months of fiscal 1995. The increase in SG&A as a percentage of net sales was primarily due to comparable stores reporting lower sales combined with approximately constant operating expenses.

  Depreciation and amortization expense decreased $0.5 million to $3.0 million in the second quarter of fiscal 1996 from $3.5 million in the second quarter of fiscal 1995. Depreciation and amortization expense decreased $0.9 million to $5.9 million in the first six months of fiscal 1996 from $6.8 million in the first six months of fiscal 1995. The decrease was primarily due to the reduction in amortization expense related to goodwill, partially offset by increased amortization of other assets. The remaining balance of goodwill was written off in the third quarter of fiscal 1995. Depreciation and amortization decreased as a percentage of net sales to 2.4% in the first six months of fiscal 1996 from 2.7% in the first six months of fiscal 1995, primarily as a result of the reduction in goodwill amortization.

  Net interest expense decreased $0.2 million to $5.7 million in the second quarter of fiscal 1996 from $5.9 million the second quarter of fiscal 1995. Interest expense decreased $0.5 million to $11.1 million in the first six months of fiscal 1996 from $11.6 million in the first six months of fiscal 1995. The decrease for the first six months of fiscal 1996 was primarily due to lower interest expense and issuance cost amortization of $1.9 million on the Senior Notes, reflecting the May
1995 redemption of the Senior Notes, partially offset by a $1.5 million increase in interest expense on borrowings under the Credit Agreement. Additional interest expense related to higher total debt outstanding was substantially offset by a lower net effective interest rate. Other net interest expense decreased by $0.1 million primarily due to lower discount and issuance cost amortization.

  The charge resulting from the minority interest for dividends and accretion of Stores' senior preferred stock decreased $0.9 million to $2.1 million in the second quarter of fiscal 1996 compared to $3.0 million in the second quarter of fiscal 1995. The charge for minority interest for dividends and accretion of Stores' senior preferred stock decreased $0.5 million to $4.2 million in the first six months of fiscal 1996 from $4.7 million in the first six months of fiscal 1995. The decrease was primarily due to a larger accrual of preferred stock dividends in the second quarter of fiscal 1995, partially offset by the compounding nature of dividends with respect to Stores' senior preferred stock.

  The Company recorded an income tax benefit of $1.3 million in the first six months of fiscal 1996 compared to an income tax benefit of $6.9 million in the first six months of fiscal 1995. The Company's income tax provision includes a $9.3 million income tax benefit for the first six months of fiscal 1996, partially offset by an $8.0 million valuation allowance for deferred tax assets which was recorded in the second quarter of fiscal 1996 (see - "Liquidity and Capital Resources"). The effective income tax rate of 4.4% for the first six months of fiscal 1996 differed from the statutory federal rate primarily due to the effect of the valuation allowance for deferred tax assets and non-deductible minority interest preferred stock dividend and accretion charges.

  The net loss of $17.2 million in the second quarter of fiscal 1996 compared to a net loss of $17.0 million in the second quarter of fiscal 1995 was due to the factors discussed above and extraordinary charges of $10.0 million, net of related income taxes, recorded in the second quarter of fiscal 1995. The net loss of $27.4 million in the first six months of fiscal 1996 compared to a net loss of $24.1 million in the first six months of fiscal 1995 was due to the factors discussed above and the extraordinary charges in fiscal 1995. The extraordinary charges in the second quarter of fiscal 1995 related to the redemption of the Senior Notes and the exchange of the then-outstanding 12%
Senior Subordinated Notes for new 12% Senior Subordinated Notes.

Liquidity and Capital Resources

  Financing and Operating Activities

  In the third quarter of fiscal 1995, the Company revised its projections regarding its ability to operate on a profitable basis in the long term. These projections indicated modification of its capital structure might be required. The Company's projections of net income and discounted future cash flows utilized in estimating the fair value of the Company's goodwill in the third quarter of fiscal 1995 indicated a refinancing of its existing long-term debt and its obligations under the redeemable preferred stock might be required at some time in the future. Management developed projections of net income and cash flows based on expectations for store growth, retail gross margin rates and operating expense performance. These expectations were based on the Company's most recent 5-year experience, and Management's best estimates of expected future performance, as well as overall assumptions regarding the economy and the mall-based specialty retail apparel industry. Important assumptions used in these projections were an annual sales growth rate of 2%, consistent gross margin rates, an annual expense inflation rate of 3%, and the ability to refinance debt maturities as they come due at a cost consistent with the historical cost of the current long-term debt. No assurance can be given that the Company will be successful in efforts to address its capital structure issues or operate on a profitable basis in the long-term.

  The Company has obtained an amendment effective August 3, 1996 and a discretionary waiver effective August 31, 1996 with respect to trailing 12-month EBITDA requirements under the Credit Agreement.
The waiver will expire September 24, 1996, unless extended, and is revocable at the election of the requisite banks under the Credit Agreement. In the absence of a current amendment, it will likely be necessary for the Company to obtain amendments or waivers of covenants with respect to the remaining quarters of fiscal 1996 and thereafter. The Company is in the process of meeting with the members of its bank group to discuss additional changes to the Credit Agreement to modify its financial covenants and other terms. A semi-annual interest payment on the Company's 12% Senior Subordinated
Notes is due October 1, 1996. In the absence of an amendment or extension of the waiver, the requisite banks will be permitted to prevent such payment. Failure to make such payment, whether or not prevented by the banks, will constitute a default under the Indenture after the 30-day grace period provided in the Indenture has expired.
The Company has initiated discussions with certain holders of the 12% Senior Subordinated Notes with respect to a possible financial restructuring and is evaluating such other financial alternatives as may be necessary. In addition, if an appropriate amendment or waiver is not obtained, Stores will not be permitted to advance funds to permit
CSI to make the interest payment due November 30, 1996 on CSI's 9% Exchange Debentures. No assurance can be given that satisfactory amendments, modifications or waivers to the terms of the Credit
Agreement or the 12% Senior Subordinated Notes can be negotiated.

  The Company intends to improve its financial condition and reduce its dependence on borrowing by slowing expansion, controlling expenses, closing certain unprofitable stores, improving distribution center productivity and tightening inventory controls. In the third quarter of fiscal 1996, Management intends to implement more aggressive pricing policies to improve inventory turnover in the near-term and is in the process of reevaluating the Company's merchandising, marketing, store operations and real estate strategies. Although Management cannot predict with certainty, operating results for the third quarter of fiscal 1996 may reflect lower retail margin rates as a percentage of sales, higher operating expenses in comparison to the prior year and restructuring charges as a result of actions taken on the basis of the reevaluation of the Company's operations. In addition, the results of operations in the second half of fiscal 1996 will reflect the impact of fewer new store openings in comparison to recent years.

  Cash provided by operating activities is the primary source of liquidity and capital for the Company. After the impact of cash interest payments, cash used for operations for the twenty-six weeks ended
August 3, 1996 and July 29, 1995 was $24.7 million and $34.3 million, respectively. The Company made cash interest payments of $10.0 million and $13.6 million in the twenty-six weeks ended August 3, 1996 and July 29, 1995, respectively. Because of the seasonal nature of the Company's business, positive net cash flow from operations is typically not generated through the first three quarters of the fiscal year. The decrease in cash used for operations in the twenty-six weeks ended August 3, 1996 compared to the twenty-six weeks ended July 29, 1995 was primarily due to lower net spending on merchandise inventories, partially offset by reduced cash generated from operations. Additional liquidity to fund working capital activities is provided through borrowings under the Credit Agreement and open account trade terms from vendors. While the Company has historically negotiated open trade terms with the majority of its domestic vendors, recent financial circumstances have caused the Company to rely more extensively on letters of credit for its domestic purchase terms. Trade terms are negotiated with each vendor and may be modified from time to time. County Seat is not dependent upon factors to support the Company's purchases from its suppliers. County Seat generates cash on a daily basis by selling merchandise for cash or payments with national credit cards. County Seat does not offer its own credit card.

  Due to the seasonal nature of County Seat's business, working capital funding requirements increase as inventory levels peak in anticipation of the back-to-school and holiday shopping seasons. Working capital at August 3, 1996 and July 29, 1995 was $5.5 million and $47.1 million, respectively. The decrease in working capital at August 3, 1996 compared to July 29, 1995 was primarily due to a $38.1 million increase in short-term borrowings, reflecting a reclassification of all loans under the Credit Agreement as a current liability as of August 3, 1996. At July 29, 1995, $30 million in borrowings under the Credit Agreement were classified as long-term debt. Other changes in working capital at August 3, 1996 compared to July 29, 1995 included a $10.9 million decrease in merchandise inventories and a $9.1 million reduction in current deferred income tax assets, partially offset by an $18.1 million reduction in accounts payable, and a net decrease of $1.6 million in other working capital components.

  The Company's cash requirements are related to funding working capital for operations, capital expenditures and debt service. In addition to funding working capital needs through cash generated by operations, the Company has resources available under the Credit Agreement to provide seasonal working capital funding. The Credit Agreement is funded through a syndicate of commercial lenders providing a senior secured reducing revolving credit facility to fund seasonal working capital requirements and the May 1995 redemption in full of all the Company's then outstanding senior notes. The Credit Agreement and the Indenture contain a number of financial and other restrictive covenants, including limitations on the ability of the Company to pay dividends on or redeem common stock beyond certain specified amounts. In addition, the Credit Agreement is subject to customary events of default, including, but not limited to, payment defaults, defaults under other agreements and changes of control. Effective February 3, 1996, the Company amended the Credit
Agreement to provide an increased borrowing commitment, secure borrowings with all assets of the Company, make certain financial covenants less restrictive and further limit capital expenditures.

  The commitment under the Credit Agreement provides for borrowings up to $135 million, including a $50 million letter of credit facility. Availability under the Credit Agreement is limited to the lesser of certain percentages of eligible inventory or $135 million through December 31, 1996. The commitment under the Credit
Agreement will reduce to $125 million on December 31, 1996. In addition, the commitment will be reduced if the Company generates defined excess cash flow levels. The Credit Agreement matures on December 31, 1999. Availability under the Credit Agreement is reduced by any amounts drawn under the facility as well as outstanding letters of credit. The Credit Agreement also requires that for a period of 30 consecutive days after each December 15 and before each February 15 of the following year, the Company must not have any aggregate borrowings (including Bankers Acceptances) outstanding under the Credit Agreement, less cash on deposit, in excess of $50 million. The permitted aggregate borrowings during this 30 day period will be reduced if the Company generates defined excess cash flow levels. Borrowings under the facility are secured by the assets of Stores and guaranteed by CSI. CSI's guarantee is secured by a pledge of its primary asset, the outstanding common stock of Stores.

  In connection with the amendment effective August 3, 1996, the interest rate on borrowings under the Credit Agreement has been increased by 0.5%. The increase in the cost of borrowing under the Credit Agreement is not expected to have a material impact on the results of operations in fiscal 1996. At the option of the Company, interest is payable on borrowings under the Credit Agreement at variable rates equal to approximately a prime rate plus 2.0% or a Eurodollar rate plus 3.0%. The Credit Agreement provides for a commitment fee during the period prior to maturity of 0.5% of the unutilized commitment under the Credit Agreement. At August 3,
1996, the Company had cash borrowings outstanding of $81.8 million, $10.1 million available for borrowing under the Credit Agreement, banker's acceptances outstanding of $18.6 million, and outstanding commitments under the letter of credit facility of $22.2 million. Fluctuations in market interest rates affect the cost of the Company's borrowings under the Credit Agreement. The impact of fluctuations in market interest rates in the twenty-six weeks ended August 3, 1996 were not significant to the operating results of the Company. At August 3, 1996, borrowings under the Credit Agreement accrued interest at a rate of 8.6%.

  Net cash capital expenditures were $1.4 million in the first twenty-six weeks of fiscal 1996. Historically, County Seat has spent capital primarily to open new stores and improve existing store locations. In fiscal 1996, the Company will to reduce the number of new store openings in comparison to prior years and focus on improving the profitability of existing stores. Due to decreased cash flow and restrictive debt covenants, the Company's ability to grow through new store openings is significantly restricted. The Credit Agreement limits the level of capital expenditures to $4.0 million, $3.6 million, $5.0 million and $5.0 million in fiscal 1996, 1997, 1998 and 1999, respectively. The permitted capital expenditures will be increased if the Company generates defined excess cash flow levels. In fiscal 1996, the Company plans to spend approximately $4.0 million on capital expenditures including approximately $1.9 million to fund the addition of approximately seven new stores and three store relocations. The remaining capital expenditures are expected to be used primarily to make improvements at existing store locations and to improve distribution center productivity. The Company expects to fund capital expenditures primarily through cash generated from operations.

  The Company's long-term borrowings, excluding current maturities, were $122.6 million at August 3, 1996. At August 3, 1996, the recorded value of Stores' 12% Senior Subordinated Notes and CSI's 9% Exchange Debentures was estimated to have exceeded the fair market value by approximately $48.3 million and $8.1 million, respectively. The 12% Senior Subordinated Notes were downgraded by Moody's and Standard & Poor's bond rating agencies in the fourth quarter of fiscal 1995.

  In fiscal 1995, the Company entered into an agreement with Yankee Publishing, Inc., the publisher of The Old Farmer's Almanac, to license the name The Old Farmer's Almanac General Store
[Servicemark] for retail stores to be owned and operated by County
Seat in shopping malls in the United States, Canada and Mexico. The Company plans to open a limited number of test stores to evaluate the feasibility of this concept. The Company is currently operating four of these test stores. If the test stores prove to be successful, the Company anticipates that substantial capital expenditures and working capital financing would be required to roll out the concept. In such event, the Company would require access to other sources of capital which may include debt or equity financing or other arrangements. There can be no assurance that any such financing will be available on terms favorable to the Company or otherwise, and the Company does not anticipate that such financing would be available in the short term.

  CSI is a holding company, the primary asset of which is the common stock of Stores. Substantially all of CSI's operations are conducted through Stores, and CSI is dependent on the cash flow of Stores to meet its payment obligations with respect to obligations under CSI's 9% Exchange Debentures. In the twenty-six weeks ended
August 3, 1996, Stores paid dividends of $1.1 million to CSI to fund semi-annual interest payments on CSI's 9% Exchange Debentures.
Remedies available to the holders of CSI's 9% Exchange Debentures for failure to make required interest payments include the right to accelerate such indebtedness. In the event of a failure to repay such defaulted indebtedness, the holders of the 9% Exchange Debentures could foreclose upon the assets of CSI including the common stock of Stores, which would constitute an event of default under the Credit Agreement and the Indenture. No assurance can be given that the Company will have access to resources sufficient to repay defaulted indebtedness if so required.

  At August 3, 1996, the Company's redeemable preferred stock consisted of $48.5 million Series A and Series B County Seat Stores, Inc. senior exchangeable preferred stock and CSI's redeemable preferred stock consisted of $64.2 million of Series A and Series B County Seat, Inc. junior exchangeable preferred stock. Under the terms of the Series A redeemable preferred stock, the Company has the option of declaring stock dividends in lieu of cash dividends through February 15, 2000. Cumulative stock dividends on each of the Series
B redeemable preferred stock compound as if a stock dividend was declared at each quarterly dividend date. As of August 3, 1996, dividends accrue at an annual rate of $4.50 per share and $3.50 per share on Stores' senior preferred stock and CSI's junior preferred stock, respectively. Effective with the quarterly dividend at February 29, 1996, the Company is restricted from declaring dividends on the CSI's junior preferred stock until sufficient net earnings are generated to permit the declaration of dividends under Delaware corporate law.
As a result, under the terms of CSI's junior preferred stock, the annual dividend accrual rate was increased from $3.00 per share to $3.50 per share for the quarter ending August 31, 1996. Unpaid dividends on the Series A Junior Preferred cumulate and compound until paid.

  The tax year-end for the Company is the Saturday closest to July
31. At its tax year ended Saturday, August 3, 1996, the Company had regular income tax operating loss carryforwards of approximately $14.7 million which can be used to reduce future income tax payments by approximately $5.6 million, subject to certain limitations. The
Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of such benefits is more likely than not. Management cannot predict with assurance that there will be sufficient operating income to fully utilize its deferred income tax assets. Therefore, deferred tax assets have been reduced by a valuation allowance of $16.8 million. Management has significantly discounted future projections of taxable income in determining the valuation allowance. The Company believes the amount of recognized deferred tax assets is an amount more likely than not to be realized based on its expectations regarding taxable income over the remainder of the current fiscal year.

Seasonality

  The Company, like most retailers, has a seasonal pattern of sales and income. The Company has two major selling seasons:
back-to-school in the third quarter and Christmas in the fourth quarter.
The table below sets forth by quarter, 1996, 1995 and 1994 net sales, gross profit and income (loss) from operations.


Fiscal                            First    Second     Third     Fourth     Total
 Year                            Quarter   Quarter    Quarter   Quarter     Year
                                            (dollars in thousands)
1996 Net sales . . . . . .      $121,604   $121,727
     Gross profit. . . . .        26,075     31,444
     Income (loss) from
         operations               (8,206)    (5,180)

1995 Net sales . . . . . .      $124,189   $130,110  $159,476  $205,450  $619,225
     Gross profit. . . . .        29,251     34,987    41,073    61,900   167,211
     Income (loss) from
         operations(1)            (3,910)      (733)  (76,486)   20,895   (60,234)

1994 Net sales . . . . . .      $112,937   $119,923  $157,338  $198,129  $588,327
     Gross profit. . . . .        27,535     33,255    46,209    60,850   167,849
     Income (loss) from
         operations               (4,183)       552    12,143    23,020    31,532
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

Forward Looking Information

  This report contains various forward-looking statements and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this document, the words "anticipate", "estimate", "expect", "predict", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the Company's results are the need to meet existing financial obligations, risks resulting from the Company's highly leveraged capital structure, the highly competitive nature of the Company's industry, the impact of any changes in the Company's operating strategies, restrictions on capital expenditures imposed under the Credit Agreement, the Company's relationships with key vendors, general risks of doing business abroad resulting from purchasing a large portion of the Company's merchandise from foreign suppliers and the likely need to ultimately refinance existing obligations. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact transpire.

Part II.

Item 5.Other Information

      In the second quarter of fiscal 1996, the Company's Board of Directors accepted the resignation of Barry J.C. Parker, who had served as President, Chief Executive Officer and Chairman of the Board. Gilbert C. Osnos has been retained as interim Chief Executive Officer of the Company until a permanent Chief Executive Officer is engaged.

      In August 1996, the Company's Board of Directors accepted the resignations of Joyce A. Konrad, Senior Vice President/Merchandising, and Michael L. Konrad, Senior
      Vice President/Stores. In the third quarter of fiscal 1996, the Company expects to record expenses of $0.5 million to recognize deferred costs for related executive severance agreements.

Item 6.Exhibits and Reports on Form 8 - K

     (a)Exhibits:

        4(ii)(a)(14)   Third Amendment to Credit Agreement,
                       dated as of August 3, 1996, by and
                       among County Seat, Inc., County Seat
                       Stores Inc., various Banks set forth
                       therein and Bankers Trust Company as
                       Agent for the Banks.

        4(ii)(a)(15)   Fourth Amendment to Credit
                       Agreement, dated as of August 31,
                       1996, by and among County Seat, Inc.,
                       County Seat Stores, Inc., various Banks
                       set forth therein and Bankers Trust
                       Company as Agent for the Banks.

        10(iii)(x)     Engagement agreement dated as of July
                       29, 1996 between Osnos & Company,
                       Inc. and County Seat, Inc.

        27             Financial Data Schedule

     (b)  Reports on Form 8 - K: none

               SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  September 17, 1996




               COUNTY SEAT, INC.



               By      /s/Edward A. Tomechko

                  Edward A. Tomechko
                  Senior Vice President and
                  Chief Financial Officer
                  Signing on behalf of the
                  registrant and as principal
                  financial and accounting officer

                            EXHIBIT INDEX

   4(ii)(a)(14)  Third Amendment to Credit Agreement, dated as of
                 August 3, 1996, by and among County Seat, Inc., County Seat Stores, Inc., various Banks set forth therein and Bankers Trust Company as Agent for the Banks.

   4(ii)(a)(15)  Fourth Amendment to Credit Agreement, dated as of
                 August 31, 1996, by and among County Seat, Inc., County Seat Stores, Inc., various Banks set forth therein and Bankers Trust Company as Agent for the Banks.

   10(iii)(x)    Engagement agreement dated as of July 29, 1996 between Osnos &
                 Company, Inc. and County Seat, Inc.

   27            Financial Data Schedule